Form 10-K/A
period 2005-12-31
Sequoia Mortgage Trust 2005-2
filed 2006-06-01
CIK 1318911

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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
EXHIBIT 31.1
EXHIBIT 99.1
EXHIBIT 99.2
EXHIBIT 99.3
EXHIBIT 99.4
EXHIBIT 99.5
EXHIBIT 99.6
EXHIBIT 99.7
EXHIBIT 99.8
EXHIBIT 99.9
EXHIBIT 99.10
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
Class A-1

Identification	Principal Amount Owned	Percentage of Outstanding Amount
BANK OF NY	$68,725,000	33.94%
MELLON TR	$10,825,000	5.35%
CITIBANK	$52,600,000	25.98%
JPMCBNA	$49,875,000	24.63%

Class A-2

Identification	Principal Amount Owned	Percentage of Outstanding Amount
BANK OF NY	$70,757,000	55.83%
MELLON TR	$7,870,000	6.20%
NRTHRN TR	$11,510,000	9.08%
JPMCBNA	$30,275,000	23.89%
Class X-A

Identification	Principal Amount Owned	Percentage of Outstanding Amount
SSB&T	$329,199,000	100.00%
Class X-B

Identification	Principal Amount Owned	Percentage of Outstanding Amount
CITIBANK	$9,282,000	100.00%
Class B-1

Identification	Principal Amount Owned	Percentage of Outstanding Amount
BANK OF NY	$6,016,000	100.00%
Class B-2

Identification	Principal Amount Owned	Percentage of Outstanding Amount
LASALLE BK	$3,266,000	100.00%
Class B-3

Identification	Principal Amount Owned	Percentage of Outstanding Amount
WELLS BKNA	$1,890,000	100.00%

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14 —	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not Applicable.

PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)	The following documents are filed as part of this report:
1.	Financial Statements:

Not applicable.

2.	Financial Statement Schedules:

Not applicable.

3.	Exhibits:

Exhibit No.	Description
31.1	Sarbanes-Oxley Certification.

99.1	Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing Agreement between RWT Holdings, Inc. (“RWT”) and Morgan Stanley Credit Corporation (formerly known as Morgan Stanley Dean Witter Credit Corporation), dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/Morgan Servicing Agreement”).

99.2	Report of Independent Registered Public Accounting Firm pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

99.3	Statement of Compliance of the Servicer pursuant to Section 6.04 of The Mortgage Loan Flow Purchase, Sale and Servicing Agreement, dated as of August 1, 2002, between RWT and GreenPoint Mortgage Funding, Inc., as modified by the related Acknowledgements (the “RWT/GreenPoint Servicing Agreement”).

99.4	Report of Independent Account pursuant to Section 6.05 of the RWT/GreenPoint Servicing Agreement.

99.5	Statement of Compliance of the Servicer pursuant to Section 7.04 of The Mortgage Loan Flow Purchase, Sale & Servicing Agreement among RWT, PHH Mortgage Corporation (formerly Cendant Mortgage Corporation) (“PHH”) and Bishop’s Gate Residential Mortgage Trust (formerly known as Cendant Residential Mortgage Trust), as Sellers, and PHH, as Servicer, dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/PHH Servicing Agreement”).

99.6	Report of Independent Registered Public Accounting Firm pursuant to Section 7.05 of the RWT/PHH Servicing Agreement.

99.7	Statement of Compliance of the Servicer pursuant to Section 11.20 of the Flow Mortgage Loan Sale and Servicing Agreement, dated as of April 1, 2003, between RWT and Bank of America, N.A., as modified by the related Acknowledgements (the “RWT/Bank of America Servicing Agreement”).

99.8	Report of Independent Accountant pursuant to Section 11.21 of the RWT/Bank of America Servicing Agreement.

Exhibit No.	Description
99.9	Statement of Compliance of the Servicer pursuant to Section 6.04 of the Loan Servicing Agreement, dated as of February 1, 2004 between RWT and GMAC Mortgage Corporation, as modified by the related Acknowledgements (the “RWT/GMAC Servicing Agreement”).

99.10	Report of Independent Accountant pursuant to Section 6.05 of the RWT/GMAC Servicing Agreement.

99.11	Statement of Compliance of the Servicer pursuant to Section 3.14(a) of the Standard Terms and Provisions of Sale and Servicing Agreement, dated as of February 1, 2005, between RWT and Residential Funding Corporation, as modified by the related Acknowledgements (the “RWT/RFC Servicing Agreement”).

99.12	Report of Independent Accountant pursuant to Section 3.14(b) of the RWT/RFC Servicing Agreement.

99.13	Statement of Compliance of the Servicer pursuant to Section 6.04 of the Master Seller’s Warranties and Servicing Agreement, dated as of September 1, 2003, between Banc of America Mortgage Capital Corporation and National City Mortgage Co., as modified by the amendments thereto and the Master Assignment Assumption and Recognition Agreement and as modified by the related Acknowledgements (the “National City Servicing Agreement”).

99.14	Report of Independent Accountant pursuant to Section 6.05 of the National City Servicing Agreement.
(b) Reports on Form 8-K field during the last quarter of the period covered by this report.

DATE OF REPORTS ON FORM 8-K	ITEMS REPORTED/FINANCIAL STATEMENTS FILED

February 18, 2005	Report filing Collateral Term Sheet

February 24, 2005	Report filing Computational Materials

March 8, 2005	Report filing the Pooling and Servicing Agreement and the Tax Opinion

April 6, 2005	Trustee’s Monthly Report for the March Distribution to Certificateholders

May 6, 2005	Trustee’s Monthly Report for the April Distribution to Certificateholders

June 8, 2005	Trustee’s Monthly Report for the May Distribution to Certificateholders

July 11, 2005	Trustee’s Monthly Report for the June Distribution to Certificateholders

August 8, 2005	Trustee’s Monthly Report for the July Distribution to Certificateholders

DATE OF REPORTS ON FORM 8-K	ITEMS REPORTED/FINANCIAL STATEMENTS FILED

September 6, 2005	Trustee’s Monthly Report for the August Distribution to Certificateholders

October 10, 2005	Trustee’s Monthly Report for the September Distribution to Certificateholders

November 14, 2005	Trustee’s Monthly Report for the October Distribution to Certificateholders

December 12, 2005	Trustee’s Monthly Report for the November Distribution to Certificateholders

December 27, 2005	Trustee’s Monthly Report for the December 20, 2005 Distribution to Certificateholders

February 10, 2006	Trustee’s Monthly Report for the January Distribution to Certificateholders

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUOIA RESIDENTIAL FUNDING, INC.
By: /s/ Harold F. Zagunis

Name:	Harold F. Zagunis
Title:	Chief Financial Officer and Secretary

Date: May 31, 2006.

CERTIFICATION
     I, Harold F. Zagunis, Chief Financial Officer and Secretary of Sequoia Residential Funding, Inc., a Delaware corporation, hereby certify that:
     1. I have reviewed this annual report on Form 10-K/A, and all reports on Form 8-K containing distribution or servicing reports filed in respect of the Certificates for periods included in the year covered by this annual report, of Sequoia Residential Funding, Inc.;
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
Date: May 31, 2006

/s/ Harold F. Zagunis

Signature
Name: Harold F. Zagunis
Title: Chief Financial Officer and Secretary

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
No annual report, proxy statement, proxy materials or otherwise were sent to Certificateholders.
INDEX TO EXHIBITS
Item 15(C)

Exhibit No.	Description
31.1	Sarbanes-Oxley Certification.

99.1	Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing Agreement between RWT Holdings, Inc. (“RWT”) and Morgan Stanley Credit Corporation (formerly known as Morgan Stanley Dean Witter Credit Corporation), dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/Morgan Servicing Agreement”).

99.2	Report of Independent Registered Public Accounting Firm pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

99.3	Statement of Compliance of the Servicer pursuant to Section 6.04 of The Mortgage Loan Flow Purchase, Sale and Servicing Agreement, dated as of August 1, 2002, between RWT and GreenPoint Mortgage Funding, Inc., as modified by the related Acknowledgements (the “RWT/GreenPoint Servicing Agreement”).

99.4	Report of Independent Account pursuant to Section 6.05 of RWT/GreenPoint Servicing Agreement.

99.5	Statement of Compliance of the Servicer pursuant to Section 7.04 of The Mortgage Loan Flow Purchase, Sale & Servicing Agreement among RWT, PHH Mortgage Corporation (formerly Cendant Mortgage Corporation) (“PHH”) and Bishop’s Gate Residential Mortgage Trust (formerly known as Cendant Residential Mortgage Trust), as Sellers, and PHH, as Servicer, dated August 1, 2002, as modified by the related Acknowledgements (the “RWT/PHH Servicing Agreement”).

99.6	Report of Independent Registered Public Accounting Firm pursuant to Section 7.05 of the RWT/PHH Servicing Agreement.

99.7	Statement of Compliance of the Servicer pursuant to Section 11.20 of the Flow Mortgage Loan Sale and Servicing Agreement, dated as of April 1, 2003, between RWT and Bank of America, N.A., as modified by the related Acknowledgements (the “RWT/Bank of America Servicing Agreement”).

99.8	Report of Independent Accountant pursuant to Section 11.21 of the RWT/Bank of America Servicing Agreement.

99.9	Statement of Compliance of the Servicer pursuant to Section 6.04 of the Loan Servicing Agreement, dated as of February 1, 2004, between RWT and GMAC Mortgage Corporation, as modified by the related Acknowledgements (the “RWT/GMAC Servicing Agreement”).

Exhibit No.	Description
99.10	Report of Independent Accountant pursuant to Section 6.05 of the RWT/GMAC Servicing Agreement.

99.11	Statement of Compliance of the Servicer pursuant to Section 3.14(a) of the Standard Terms and Provisions of Sale and Servicing Agreement, dated as of June 1, 2004, between RWT and Residential Funding Corporation, as modified by the related Acknowledgements (the “RWT/RFC Servicing Agreement”).

99.12	Report of Independent Accountant pursuant to Section 3.14(b) of the RWT/RFC Servicing Agreement.

99.13	Statement of Compliance of the Servicer pursuant to Section 6.04 of the Master Seller’s Warranties and Servicing Agreement, dated as of September 1, 2003, between Banc of America Mortgage Capital Corporation and National City Mortgage Co., as modified by the amendments thereto and the Master Assignment Assumption and Recognition Agreement and as modified by the related Acknowledgements (the “National City Servicing Agreement”).

99.14	Report of Independent Accountant pursuant to Section 6.05 of the National City Servicing Agreement.